Form 10-K405
period 1998-06-30
EDUCATION LOANS INC /DE
filed 1998-09-24
CIK 1038833

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K



(Mark One)
    X     Annual Report pursuant to Section 13 or 15(d) of the Securities
   ---    Exchange Act of 1934 for the fiscal year ended June 30, 1998 or

   --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
          _______________

Commission file number: 333-26679-01

Exact name of Registrant as specified in its charter:  Education Loans
Incorporated

State or other jurisdiction of incorporation or organization:  Delaware

I.R.S. Employer Identification No.: 91-1819974

Address of principal executive offices: 105 First Avenue Southwest, Aberdeen, SD 57401

Registrant's telephone number, including area code:  (605) 622-4400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I

Item 1.   BUSINESS.

          Education Loans Incorporated (the "Company") is a bankruptcy remote, limited purpose Delaware corporation and a wholly owned subsidiary of Student Loan Finance Corporation, a South Dakota corporation. The sole business of the Company is restricted to financing, originating, purchasing, owning, selling and managing Student Loans, as described in the Company's Prospectus (dated
February 12, 1998) and the related Registration Statement on Form S-1 (File
No. 333-26679-01).

Item 2.   PROPERTIES.

          Not applicable.

Item 3.   LEGAL PROCEEDINGS.

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.


PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          As of June 30, 1998, the Trust had 65 holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.   SELECTED FINANCIAL DATA.

          Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Not applicable.

Item 11.  EXECUTIVE COMPENSATION.

          Not applicable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Not applicable.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Not applicable.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a) The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of February 1, 1998 is filed herewith.

          (b)  None.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       STUDENT LOANS INCORPORATED


                                       By  /s/ A. Norgrin Sanderson
                                           ------------------------------------
                                           President

                                 EXHIBIT INDEX
Item
----

99.1 The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of February 1, 1998.