Form 10-K405
period 1999-12-31
EDUCATION LOANS INC /DE
filed 2000-03-30
CIK 1038833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



(Mark One)
__X__ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

Commission file number: 333-85963

Exact name of Registrant as specified in its charter: Education Loans
                                                       Incorporated

State or other jurisdiction of incorporation or organization: Delaware

I. R. S. Employer Identification No.: 91-1819974

Address of principal executive offices: 105 First Avenue Southwest,
                                        Aberdeen, SD 57401

Registrant's telephone number, including area code: (605) 622-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

PART I

Item 1.  BUSINESS.

         Education Loans Incorporated (the "Company") is a bankruptcy remote, limited purpose Delaware corporation and a wholly owned subsidiary of Student Loan Finance Corporation, a South Dakota corporation. The sole purpose of the company is restricted to financing, originating, owning, selling and managing Student Loans, as described in the Company's Prospectus dated November 30, 1999, for its Student Loan Asset-Backed Notes, Series 1999-1, and the related Registration Statement on Form S-3 (File No. 333-85963).

Item 2.           PROPERTIES.

         Not Applicable.

Item 3.  LEGAL PROCEEDINGS.

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         As of December 31, 1999, the Trust had 6 holders of record of the Student Loan Asset-Backed Notes, Series 1999-1, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not Applicable.


PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

         (a) The Report of Independent Auditors, delivered pursuant to
         Section 21 of the Servicing Agreement dated as of December 1, 1999, is filed herewith.

         (b)  None.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         EDUCATION LOANS INCORPORATED


                                         By /s/  A. Norgrin Sanderson
                                            ------------------------------------
                                            President
                                         Date: March 29, 2000

                                  EXHIBIT INDEX



Item
----

99.1 The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of December 1, 1999.