Form 10-K405
period 2000-12-31
EDUCATION LOANS INC /DE
filed 2001-03-28
CIK 1038833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



(Mark One)
    X             Annual Report pursuant to Section 13 or 15(d) of the
  -----           Securities Exchange Act of 1934 for the fiscal year ended
                  December 31, 2000 or

Transition        report pursuant to Section 13 or 15(d) of the Securities
                  Exchange Act of 1934 for the transition period from
  -----           ________________ to ________________

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

Item 1.   BUSINESS.

          Education Loans Incorporated (the "Company") is a bankruptcy remote, limited purpose Delaware corporation and a wholly owned subsidiary of Student Loan Finance Corporation, a South Dakota corporation. The sole purpose of the company is restricted to financing, originating, owning, selling and managing Student Loans, as described in the Company's Prospectus dated November 30, 1999, for its Student Loan Asset-Backed Notes, Series 1999-1, and as described in the Company's Prospectus dated November 28, 2000, for its Student Loan Asset-Backed Notes, Series 2000-1, and the related Registration Statement on Form S-3 (File No. 333-85963).

Item 2.   PROPERTIES.

          Not Applicable.

Item 3.   LEGAL PROCEEDINGS.

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not Applicable.


PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

          Not Applicable.

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


                                       EDUCATION LOANS INCORPORATED


                                       By  /s/ A. Norgrin Sanderson
                                           -------------------------------------
                                           President
                                       Date: March 27, 2001

                                  EXHIBIT INDEX



    Item
    ----

    99.1 The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of December 1, 1999.