Form 10-K405
period 2001-12-31
EDUCATION LOANS INC /DE
filed 2002-03-28
CIK 1038833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



(Mark One)

     X    Annual Report pursuant to Section 13 or 15(d) of the Securities
   -----  Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

          Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 for the transition period from ________________
          to ________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
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

Item 1.   BUSINESS.

          Education Loans Incorporated (the "Company") is a bankruptcy remote, limited purpose Delaware corporation and a wholly owned subsidiary of Student Loan Finance Corporation, a South Dakota corporation. The sole purpose of the company is restricted to financing, originating, owning, selling and managing Student Loans, as described in the Company's Prospectus dated November 30, 1999 (for its Student Loan Asset-Backed Notes, Series 1999-1), the Company's Prospectus dated November 28, 2000 (for its Student Loan Asset-Backed Notes, Series 2000-1), the Company's Prospectus dated July 23, 2001 (for its Student Loan Asset-Backed Notes, Series 2001-1) and the related Registration Statement on Form S-3 (File No. 333-85963).

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


                                   EDUCATION LOANS INCORPORATED


                                   By /s/ A. Norgrin Sanderson
                                      ------------------------------------
                                      President
                                      Date: March 19, 2002

                                  EXHIBIT INDEX


     Item
     ----

     99.1 The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of December 1, 1999.