Form 10-K
period 2002-12-31
EDUCATION LOANS INC /DE
filed 2003-03-27
CIK 1038833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934 for the fiscal year ended December 31, 2002 or

____ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _________ to __________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I

Item 1.   BUSINESS.

          Education Loans Incorporated (the "Company") is a bankruptcy remote, limited purpose Delaware corporation and a wholly owned subsidiary of Student Loan Finance Corporation, a South Dakota corporation. The sole purpose of the company is restricted to financing, originating, owning, selling and managing Student Loans, as described in the Company's Prospectus dated November 30, 1999 (for its Student Loan Asset-Backed Notes, Series 1999-1), the Company's Prospectus dated November 28, 2000 (for its Student Loan Asset-Backed Notes, Series 2000-1), the Company's Prospectus dated July 23, 2001 (for its Student Loan Asset-Backed Notes, Series 2001-1), the Company's Prospectus dated September 12, 2002 (for its Student Loan Asset-Backed Notes, Series 2002-1) and the related Registration Statement on Form S-3 (File No. 333-85963).

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

                                     EDUCATION LOANS INCORPORATED

                                     By      /s/  A. Norgrin Sanderson
                                        ---------------------------------
                                     Title: President
                                     Date:  March 26, 2003

          CERTIFICATE OF STUDENT LOAN FINANCE CORPORATION, AS SERVICER

     Re:  Education Loans Incorporated
          Student Loan Asset-Backed Notes, Series 2002-1

          I, A. Norgrin Sanderson, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Education Loans Incorporated (the "Registrant");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this report;

     3. Based on my knowledge, the distribution information required to be provided by the Trustee and the servicing information required to be provided to the Trustee by the Servicer under the Indenture and the Servicing Agreement for inclusion in these reports is included in these reports;

     4. Based on my knowledge and upon the annual compliance statement included in the annual report and required to be delivered to the Trustee in accordance with the terms of the Indenture and the Servicing Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Indenture and the Servicing Agreement; and

     5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in accordance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Indenture, that is included in these reports.

        Capitalized terms used but not defined herein have the meanings ascribed to them (i) in the Indenture, dated December 1, 1999, (the "Base Indenture"), between the Registrant and U. S. Bank National Association, as trustee, (the "Trustee"), and the Fourth Supplemental Indenture of Trust, dated as of September 1, 2002 (the "Fourth Supplement" together with the Base Indenture, the "Indenture") between the Registrant and the Trustee and (ii) in the Servicing and Administration Agreement, as amended, dated as of December 1, 1999 (the "Servicing Agreement") among the Registrant, the Servicer and the Trustee.

IN WITNESS WHEREOF, I have hereunto set my hand this 26th day of March, 2003.


                             Name:   /s/  A. Norgrin Sanderson
                                  -----------------------------------
                             Title: President

                                  EXHIBIT INDEX

  Item

  99.1 The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of December 1, 1999.