Form 10-K
period 2003-12-31
EDUCATION LOANS INC /DE
filed 2004-03-29
CIK 1038833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  X        Annual Report pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____
                                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.40S of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ____ No X
                                              ---

PART I

Item 1.  BUSINESS.

         Education Loans Incorporated (the "Company") is a bankruptcy remote, limited purpose Delaware corporation and a wholly owned subsidiary of Student Loan Finance Corporation, a South Dakota corporation. The sole purpose of the company is restricted to financing, originating, owning, selling and managing Student Loans, as described in the Company's Prospectus dated November 30, 1999 (for its Student Loan Asset-Backed Notes, Series 1999-1), the Company's Prospectus dated November 28, 2000 (for its Student Loan Asset-Backed Notes, Series 2000-1), the Company's Prospectus dated July 23, 2001 (for its Student Loan Asset-Backed Notes, Series 2001-1), the Company's Prospectus dated September 12, 2002 (for its Student Loan Asset-Backed Notes, Series 2002-1), the Company's Prospectus dated April 17, 2003 (for its Student Loan Asset-Backed Notes, Series 2003-1) and the related Registration Statement on Form S-3 (File No. 333-85963).

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

         Not Applicable.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Not Applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

Item 9A. CONTROLS AND PROCEDURES.

         Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not Applicable.

Item 11. EXECUTIVE COMPENSATION.

         Not Applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not Applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not Applicable.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Not Applicable.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of December 1, 1999, is filed herewith.

         (b) None.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         EDUCATION LOANS INCORPORATED

                                         By   /s/  Michael Gort
                                           ------------------------------------
                                         Title: President
                                         Date: March 26, 2004

          CERTIFICATE OF STUDENT LOAN FINANCE CORPORATION, AS SERVICER

     Re:  Education Loans Incorporated
          Student Loan Asset-Backed Notes, 1991-1 Indenture (Series 1999-1, 2000-1, 2001-1, 2002-1 and 2003-1)

          I, Michael Gort, certify that:

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

        Capitalized terms used but not defined herein have the meanings ascribed to them (i) in the Indenture, dated December 1, 1999, (the "Base Indenture"), between the Registrant and U. S. Bank National Association, as trustee, (the "Trustee"), and the Fifth Supplemental Indenture of Trust, dated as of April 1, 2003 (the "Fifth Supplement" together with the Base Indenture, as supplemented, the "Indenture") between the Registrant and the Trustee and (ii) in the Servicing and Administration Agreement, as amended, dated as of December 1, 1999 (the "Servicing Agreement") among the Registrant, the Servicer and the Trustee.

IN WITNESS WHEREOF, I have hereunto set my hand this 26th day of March, 2004.

                                       Name:  /s/  Michael Gort
                                            ------------------------------
                                       Title: President

                                  EXHIBIT INDEX

Item

99.1 The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of December 1, 1999.