Form 10-K
period 2004-12-31
EDUCATION LOANS INC /DE
filed 2005-03-30
CIK 1038833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 333-110741 and 333-117396

Exact name of Registrant as specified in its charter: Education Loans Incorporated

State or other jurisdiction of incorporation or organization: Delaware

I. R. S. Employer Identification No.: 91-1819974

Address of principal executive offices: 105 First Avenue Southwest, Aberdeen, SD 57401

Registrant’s telephone number, including area code: (605) 622-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.40S of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

PART I

Item 1. BUSINESS.

Education Loans Incorporated (the “Company”) is a bankruptcy remote, limited purpose Delaware corporation and a wholly owned subsidiary of Student Loan Finance Corporation, a South Dakota corporation. The sole purpose of the company is restricted to financing, originating, owning, selling and managing Student Loans, as described in the Company’s Prospectus dated November 30, 1999 (for its Student Loan Asset-Backed Notes, Series 1999-1), the Company’s Prospectus dated November 28, 2000 (for its Student Loan Asset-Backed Notes, Series 2000-1), the Company’s Prospectus dated July 23, 2001 (for its Student Loan Asset-Backed Notes, Series 2001-1), the Company’s Prospectus dated September 12, 2002 (for its Student Loan Asset-Backed Notes, Series 2002-1), the Company’s Prospectus dated April 17, 2003 (for its Student Loan Asset-Backed Notes, Series 2003-1), the Company’s Prospectus dated February 3, 2004 (for its Student Loan Asset-Backed Notes, Series 2004-1), the Company’s Prospectus dated July 27, 2004 (for its Student Loan Asset-Backed Notes, Series 2004-C/D) and the related Registration Statement on Form S-3 (File No. 333-110741 and 333-117396).

Item 2. PROPERTIES.

Not Applicable.

Item 3. LEGAL PROCEEDINGS.

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Not Applicable.

Item 6. SELECTED FINANCIAL DATA.

Not Applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Not Applicable.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Not Applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES.

Not Applicable.

Item 9B. OTHER INFORMATION

Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not Applicable.

Item 11. EXECUTIVE COMPENSATION.

Not Applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Not Applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Not Applicable.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.	Not Applicable.

2.	Not Applicable.

3.	Exhibits

31.1A	Sarbanes-Oxley Certification - 1999-1 Indenture.

31.1B	Sarbanes-Oxley Certification - 2004-1 Indenture.

31.1C	Sarbanes-Oxley Certification - 2004-C/D Indenture.

99.1	The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of December 1, 1999, is filed herewith.

99.2	The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of February 1, 2004, is filed herewith.

99.3	The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of August 1, 2004, is filed herewith.

(b)	None.

(c)	None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

EDUCATION LOANS INCORPORATED

By	/s/ Michael Gort
Title:	President
Date:	March 29, 2005

EXHIBIT INDEX

Item
31.1A	Sarbanes-Oxley Certification - 1999-1 Indenture.

31.1B	Sarbanes-Oxley Certification - 2004-1 Indenture.

31.1C	Sarbanes-Oxley Certification - 2004-C/D Indenture.

99.1	The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of December 1, 1999.

99.2	The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of February 1, 2004.

99.3	The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing Agreement dated as of August 1, 2004.