Form 10-K
period 2005-12-31
EDUCATION LOANS INC /DE
filed 2006-03-31
CIK 1038833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Numbers: 333-110741 and 333-117396

EDUCATION LOANS INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	91-1819974
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

105 First Avenue Southwest

Aberdeen, South Dakota 57401

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:

(605) 622-4400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

(Check	one): Large accelerated filer ☐ accelerated filer ☐ non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the

Act.    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant:

None.

PART I

Item 1.	BUSINESS.

Education Loans Incorporated (the “Company”) is a bankruptcy remote, limited purpose Delaware corporation and a wholly owned subsidiary of Student Loan Finance Corporation, a South Dakota corporation. The sole purpose of the Company is restricted to financing, originating, owning, selling and managing Student Loans, as described in the Company’s Prospectus dated June 1, 2005 (for its Student Loan Asset-Backed Notes, Series 2005-1A and 2005-1B) and the related Registration Statement on Form S-3 (File No. 333-110741 and 333-117396).

Item 1A.	RISK FACTORS.

As the Company is an asset-backed issuer, a response to Item 1A is omitted pursuant to General Instruction J1(b) of the General Instructions to Form 10-K.

Item 1B.	UNRESOLVED STAFF MATTERS.

None.

Item 2.	PROPERTIES.

Not Applicable.

Item 3.	LEGAL PROCEEDINGS.

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of March 29, 2006, there was one holder of the securities. See also Item 12, Security Ownership of Certain Beneficial Owners and Management. There was no principal market in which the securities traded.

Item 6.	SELECTED FINANCIAL DATA.

Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Not Applicable.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Not Applicable.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Not Applicable.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not Applicable.

Item 11.	EXECUTIVE COMPENSATION.

Not Applicable.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All of the outstanding stock of the Company is owned by Student Loan Finance Corporation, a South Dakota corporation.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Not Applicable.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

	(a)	1.	Not Applicable.

		2.	Not Applicable.

		3.	Exhibits

			31.1	Certification pursuant to Section 302(a) of the Sarbanes - Oxley Act of 2002 Related to Reporting.

			99.1	The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing and Administration Agreement dated as of June 1, 2005, is filed herewith.

	(b)		None.

	(c)		None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATION LOANS INCORPORATED

By	/s/ Norg Sanderson
Title:	President
Date:	March 29, 2006

EXHIBIT INDEX

Item
31.1	Certification pursuant to Section 302(a) of the Sarbanes - Oxley Act of 2002 Related to Reporting.

99.1	The Report of Independent Auditors, delivered pursuant to Section 21 of the Servicing and Administration Agreement dated as of June 1, 2005.